Form 10-Q
period 2001-09-30
INTERTECH CORP
filed 2002-01-03
CIK 1120961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                        Commission File Number 333-67230


                              INTERTECH CORPORATION
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                             43-1889792
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


              759 CEDAR FIELD COURT, TOWN & COUNTRY, MISSOURI 63017
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (800) 574-2752


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at December 26, 2001
-----------------------------                   --------------------------------
Common stock: $.001 par value                            6,279,000 shares

                              INTERTECH CORPORATION
                                    FORM 10-Q


                                      INDEX


                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements                                                Page
                                                                            ----
        Balance Sheet as of September 30, 2001
        (Unaudited).........................................................  3

        Condensed Consolidated Statements of Operations for the
        Three Months Ended September 30, 2000 and 2001 (Unaudited)..........  4

        Statement of Changes in Stockholders' Equity........................  5

        Condensed Consolidated Statements of Cash Flows for the
        Three Months Ended September 30, 2000 and 2001 (Unaudited)..........  6

        Notes to Unaudited Condensed Consolidated
        Financial Statements................................................  7

                              INTERTECH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 30, 2001 AND JUNE 30, 2001


                                     ASSETS
                                                      UNAUDITED
                                                    SEP. 30, 2001  JUN. 30, 2001
                                                      ---------      ---------
CASH                                                  $  55,571      $  71,702

INVENTORY                                                 5,000            -0-

DUE FROM AFFILIATES - NOTE 2                                -0-          3,936

DUE FROM STOCKHOLDER                                     20,245          3,850
                                                      ---------      ---------

         TOTAL ASSETS                                 $  80,816      $  79,488
                                                      =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE                                      $  18,542      $   7,699
                                                      ---------      ---------
STOCKHOLDERS' EQUITY
  Preferred stock, 5,000,000 authorized with
    no shares issued;
  Common stock, $0.001 par value; 45,000,000
    Shares authorized; 6,279,000 issued
    and outstanding                                   $   6,279          4,249
  Paid in capital                                       100,346         89,126
  Retained earnings (deficit)                           (44,351)       (21,586)
                                                      ---------      ---------

      Total Stockholders' Equity                         62,274         71,789
                                                      ---------      ---------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  80,816      $  79,488
                                                      =========      =========

             See accompanying notes and accountants' review report.

                              INTERTECH CORPORATION

                        STATEMENT OF INCOME AND EXPENSES

             FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2001 AND 2000


                                                       2001              2000
                                                     --------          --------
INVESTMENT INCOME
  Interest income                                    $    319          $  1,265
                                                     --------          --------
COSTS AND EXPENSES
  Office and postage                                      -0-                30
  Professional fees                                    22,456            11,000
  Taxes and licenses                                       53               500
  Travel                                                  575               -0-
                                                     --------          --------

       Total expenses                                  23,084            11,530
                                                     --------          --------

NET (LOSS)                                           $(22,765)         $(10,265)
                                                     ========          ========

BASIC NET LOSS PER SHARE                             $  (.004)         $  (.005)
                                                     ========          ========

             See accompanying notes and accountants' review report.

                              INTERTECH CORPORATION

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2001


                                               COMMON STOCK            ADDITIONAL
                                        --------------------------       PAID IN       RETAINED
                                          SHARES          AMOUNT         CAPITAL       EARNINGS
                                        ----------      ----------     ----------     ----------
BALANCE - JUNE 30, 2000                  4,198,000      $    4,198     $   70,052     $      161

ISSUANCE OF STOCK                           51,000              51         19,074             --

NET (LOSS)                                                                               (21,747)
                                        ----------      ----------     ----------     ----------
BALANCE - JUNE 30, 2001                  4,249,000      $    4,249     $   89,126     $  (21,586)

ISSUANCE OF STOCK                        2,030,000           2,030         11,220             --

NET (LOSS)                                                                               (22,765)
                                        ----------      ----------     ----------     ----------

BALANCE - SEPTEMBER 30, 2001             6,279,000      $    6,279     $  100,346     $  (44,351)
                                        ==========      ==========     ==========     ==========

             See accompanying notes and accountants' review report.

                              INTERTECH CORPORATION

                             STATEMENT OF CASH FLOWS

             FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2001 AND 2000

                                                            2001         2000
                                                          --------     --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                $(22,765)    $(10,265)
                                                          --------     --------
  Adjustments to reconcile net income to net cash
    Decrease in receivable from affiliates                $  3,936          -0-
    Increase in receivable from stockholder                (16,395)         -0-
    Increase in inventory                                   (5,000)         -0-
    Increase in accounts payable                            10,843          -0-
                                                          --------     --------
                                                            (6,616)         -0-
                                                          --------     --------
      Net cash used by operating activities                (29,381)     (10,265)
                                                          --------     --------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                    13,250       19,125
                                                          --------     --------

NET INCREASE (DECREASE) IN CASH                            (16,131)       8,860

CASH - BEGINNING OF PERIOD                                  71,702       74,411
                                                          --------     --------

CASH - END OF PERIOD                                      $ 55,571     $ 83,271
                                                          ========     ========

             See accompanying notes and accountants' review report.

                              INTERTECH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2001


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     Intertech Corporation (The Company) is a newly formed Delaware corporation. The Company was organized on April 7, 2000. On July 28, 2001 the Company acquired 100% of the outstanding stock, the inventory of $5,000 and liabilities of $8,265 of Wholesale Merchandisers, Inc. d/b/a Load Toter Manufacturing Co.

BASIS OF PRESENTATION

     The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year.

BASIS OF ACCOUNTING

     The Company uses the accrual method of accounting.

     CONSOLIDATION

     The consolidated financial statements include the accounts of Intertech Corporation and its wholly owned subsidiary Wholesale merchandisers, Inc., d/b/a Load Toter Manufacturing Co.

                              INTERTECH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2001


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECOGNITION OF REVENUE AND COST

     Revenue and expenses are recognized in the period in which they are earned or incurred, using the accrual basis of accounting.

     USE OF ESTIMATES

     The preparation of financial statements inconformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH

     For purposes of the Statement of Cash Flows, cash is defined as demand deposits including checking and savings accounts.

     INCOME TAXES

     SFAS 109 (Accounting for Income Taxes) requires recognition of future tax benefits attributable to tax net loss carryforward and deductible temporary differences between financial statement and income tax bases of assets and liabilities. As of June 30, 2001 the Company has set up a valuation allowance of $3,238 to offset the deferred tax assets.

     EARNINGS (LOSS) PER SHARE

     Basic loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding during the year.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment to SFAS No. 133" was recently issued. Adopting this standard will not have a significant impact on the company's financial position, results of operations or cash flows.

NOTE 2. RELATED PARTY TRANSACTIONS

The Company has advanced funds to a major stockholder; the money is to be repaid during fiscal year ending June 30, 2002.

NOTE 3. ISSUANCE OF COMMON SHARES

During fiscal year ending June 30, 2001, the Company issued an additional 51,000 shares of common stock. During the three months ending September 30, 2001 the Company issued an additional 2,030,000 shares of common stock.

ITEM 2. PLAN OF OPERATION

     The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including but not limited to, those contained in the discussion on forward-looking statements that follows this section. The following discussion includes the operations of Wholesale Merchandisers, which we acquired through a share exchange on July 28, 2001.

     While Intertech Corporation (the "Company") plans to exploit a product known as the LoadToter, the ability to do so is subject to obtaining additional financing. Without the creation of a trading market, the Company shall not be able to raise the necessary funds. To date, the Company has not conducted any material business operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   EXHIBITS

          None

     b.   REPORTS ON FORM 8-K

          There were no Form 8-K filings during the quarter ended September 30, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INTERTECH CORPORATION


                                        BY: /s/ Hershey Moss
                                            ------------------------------------
                                            Hershey Moss
                                            President

Dated: January 3, 2002