Form 10QSB
period 2001-12-31
INTERTECH CORP
filed 2002-02-13
CIK 1120961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THREE MONTH PERIOD ENDED DECEMBER 31, 2001

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

                              INTERTECH CORPORATION
                                   FORM 10-QSB


                                      INDEX


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                PAGE
                                                                            ----

       Balance Sheet as of December 31, 2001
       (Unaudited).........................................................   3

       Condensed Consolidated Statements of Operations for the
       Six Months Ended December 31, 2000 and 2001 (Unaudited).............   4

       Statement of Changes in Stockholders' Equity........................   5

       Condensed Consolidated Statements of Cash Flows for the
       Six Months Ended December 31, 2001 (Unaudited)......................   6

       Notes to Unaudited Condensed Consolidated
       Financial Statements................................................   7

                              INTERTECH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       DECEMBER 31, 2001 AND JUNE 30, 2001


                                     ASSETS

                                                      UNAUDITED
                                                    DEC. 31, 2001  JUN. 30, 2001
                                                    -------------  -------------
CASH                                                  $  21,334      $  71,702

INVENTORY                                                 5,000            -0-

DUE FROM AFFILIATES - NOTE 2                                -0-          3,936

DUE FROM STOCKHOLDER                                     27,305          3,850
                                                      ---------      ---------


         TOTAL ASSETS                                 $  53,639      $  79,488
                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE                                      $   1,500      $   7,699
                                                      ---------      ---------
STOCKHOLDERS' EQUITY
  Preferred stock, 5,000,000 authorized with
    no shares issued;
  Common stock, $0.001 par value; 45,000,000
    Shares authorized; 6,279,000 issued
    and outstanding                                   $   6,279          4,249
  Paid in capital                                       100,346         89,126
  Retained earnings (deficit)                           (54,486)       (21,586)
                                                      ---------      ---------

      Total Stockholders' Equity                         52,139         71,789
                                                      ---------      ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  53,639      $  79,488
                                                      =========      =========

             See accompanying notes and accountants' review report.

                              INTERTECH CORPORATION

                        STATEMENT OF INCOME AND EXPENSES

FOR THE THREE AND SIX MONTH PERIODS ENDING DECEMBER 31, 2001 AND 2000(UNAUDITED)


                                   Three Months Ended       Six Months Ended
                                      December 31,             December 31,
                                  ---------------------    --------------------
                                    2001         2000        2001        2000
                                  --------     --------    --------    --------
INVESTMENT INCOME
  Interest income                      -0-     $    221    $    319    $  1,486
                                  --------     --------    --------    --------
COSTS AND EXPENSES
  Office and postage                   548          -0-         548          30
  Professional fees                  9,587        2,857      32,043      13,857
  Taxes and licenses                   -0-          -0-          53         500
  Travel                               -0-        2,047         575       2,047
                                  --------     --------    --------    --------

         Total expenses             10,135        4,904      33,219      16,434
                                  --------     --------    --------    --------

NET (LOSS)                        $(10,135)    $ (4,683)   $(32,900)   $(14,948)
                                  ========     ========    ========    ========

BASIC NET LOSS PER SHARE          $  (.005)    $  (.004)   $  (.005)   $  (.004)
                                  ========     ========    ========    ========

             See accompanying notes and accountants' review report.

                              INTERTECH CORPORATION

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDING DECEMBER 31, 2001


                                   COMMON STOCK         ADDITIONAL
                              -----------------------     PAID IN     RETAINED
                                SHARES        AMOUNT      CAPITAL     EARNINGS
                              ----------    ---------   ----------   ----------
BALANCE - JUNE 30, 2000        4,198,000    $   4,198   $   70,052   $      161

ISSUANCE OF STOCK                 51,000           51       19,074           --

NET (LOSS)                                                              (21,747)
                              ----------    ---------   ----------   ----------

BALANCE - JUNE 30, 2001        4,249,000    $   4,249   $   89,126   $  (21,586)

ISSUANCE OF STOCK              2,030,000        2,030       11,220           --

NET (LOSS)                                                              (32,900)
                              ----------    ---------   ----------   ----------

BALANCE - DECEMBER 31, 2001    6,279,000    $   6,279   $  100,346   $  (54,486)
                              ==========    =========   ==========   ==========

             See accompanying notes and accountants' review report.

                              INTERTECH CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE SIX MONTHS ENDING DECEMBER 31, 2001 AND 2000


                                                            2001         2000
                                                          --------     --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                $(32,900)    $(14,948)
                                                          --------     --------
  Adjustments to reconcile net income to net cash
    Decrease in receivable from affiliates                $  3,936          -0-
    Increase in receivable from stockholder                (23,455)      (8,022)
    Increase in inventory                                   (5,000)         -0-
    Decrease in accounts payable                            (6,199)         -0-
                                                          --------     --------
                                                           (30,718)      (8,022)
                                                          --------     --------
      Net cash used by operating activities                (63,618)     (22,970)
                                                          --------     --------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                    13,250       19,125
                                                          --------     --------

NET INCREASE (DECREASE) IN CASH                            (50,368)      (3,845)

CASH - BEGINNING OF PERIOD                                  71,702       74,411
                                                          --------     --------

CASH - END OF PERIOD                                      $ 21,334     $ 70,566
                                                          ========     ========

             See accompanying notes and accountants' review report.

                              INTERTECH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE SIX MONTHS ENDING DECEMBER 31, 2001


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     Intertech Corporation (The Company) is a newly formed Delaware corporation. The Company was organized on April 7, 2000. On July 28, 2001, the Company acquired 100% of the outstanding stock, the inventory of $5,000 and liabilities of $8,265 of Wholesale Merchandisers, Inc. d/b/a Load Toter Manufacturing Co.

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

                              INTERTECH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE SIX MONTHS ENDING DECEMBER 31, 2001


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

IN GENERAL

     The   following   discussion   includes   the   operations   of   Wholesale
Merchandisers, which we acquired through a share exchange on July 28, 2001.

RESULTS OF OPERATIONS

     While Intertech Corporation (the "Company") planned to exploit a product known as the LoadToter, the ability to do so is subject to obtaining additional financing. Very recently, the Company was approached by a third party seeking to purchase control. One of the conditions would be that the Company would spin-off to its current stockholders as a stock dividend all of the outstanding shares of Wholesale Merchandisers, Inc., which owns the LoadToter technology. If this transaction occurs, the Company would have no assets or liabilities and undoubtedly look to acquire another business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   EXHIBITS

          None

     b.   REPORTS ON FORM 8-K

          There were no Form 8-K filings during the quarter ended December 31, 2001.

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

                                        Dated: February 14, 2002