Form 10QSB
period 2002-03-31
KIRSHNER INTERNATIONAL INC
filed 2002-05-14
CIK 1120961

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                       For the transition period from to

                          Commission File No.

                            KIRSHNER INTERNATIONAL INC.
                 (Name of Small Business Issuer in Its Charter)

                                    Delaware
                         (State of Other Jurisdiction of
                         Incorporation or Organization)

                                   43-1889792
                                (I.R.S. Employer
                              Identification No.)


               710 Oakfield Drive, Suite 202, Brandon, Florida  33511
              (Address of Principal Executive Offices) (Zip Code)

                                 813-662-1600
                (Issuer's Telephone Number, Including Area Code)

                             INTERTECH CORPORATION
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 2002 the Company had 94,185,000 shares of Common Stock outstanding, $0.001 par value.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

                          KIRSCHNER INTERNATIONAL INC.
                     Financial Statements Table of Contents

FINANCIAL STATEMENTS                             Page #

Balance Sheet                                         1

Statement of Operations                               2

Statement of Stockholders Equity                      3

Statement of Cash Flows                               4

Notes to the Financial Statements                   5-7

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Signatures

Auditors Report

Balance Sheet

Statement of Operations

Statement of Stockholders Equity

Statement of Cash Flows

Notes to the Financial Statements

                         ROSENTHAL, PACKMAN & CO., P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Intertech Corporation
St. Louis, Missouri

We have reviewed the accompanying comparative balance sheet of Intertech Corporation (a Delaware Corporation) as of March 31, 2002 (unaudited), and June 30, 2001(audited), and the related comparative statements of income, retained earnings, and cash flows for the nine months ended March 31, 2002 and March 31, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Intertech Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/Rosenthal, Packman & Co., P.C.
Clayton, Missouri

May 10, 2002

                              INTERTECH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                        MARCH 31, 2002 AND JUNE 30, 2001

                                     ASSETS

                                                                                  UNAUDITED
                                                                                MAR. 31, 2002     JUN. 30, 2001
                                                                                -------------     -------------
CASH                                                                               $ 24,334           $ 71,702

INVENTORY                                                                               -0-                -0-

DUE FROM AFFILIATES - Note 2                                                            -0-              3,936

DUE FROM STOCKHOLDER                                                                 27,805              3,850
                                                                                   --------           --------

         TOTAL ASSETS                                                              $ 52,139           $ 79,488
                                                                                   ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE                                                                   $    -0-           $  7,699
                                                                                   --------           --------
STOCKHOLDERS' EQUITY

  Preferred stock, 5,000,000 authorized with
    no shares issued;
  Common stock, $0.001 par value; 100,000,000
    Shares authorized; 94,185,000 issued
    and outstanding                                                                $ 94,185             63,735
  Paid in capital                                                                    12,440             29,640
  Retained earnings (deficit)                                                       (54,486)           (21,586)
                                                                                   --------           --------

      Total Stockholders' Equity                                                     52,139             71,789
                                                                                   --------           --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 52,139           $ 79,488
                                                                                   ========           ========


                           See accompanying notes and
                          accountants' review report.

                              INTERTECH CORPORATION
                              ---------------------

                        STATEMENT OF INCOME AND EXPENSES
                        --------------------------------

 FOR THE THREE AND NINE MONTH PERIODS ENDING MARCH 31, 2002 AND 2001(UNAUDITED)
 ------------------------------------------------------------------------------

                                         Three Months Ended            Nine Months Ended
                                              March 31,                     March 31,
                                             ---------                     ---------
                                         2002          2001            2002          2001
                                        ----          ----            ----          ----
INVESTMENT INCOME
  Interest income                   $      -0-     $     633      $      319     $   2,119
                                    ----------      --------       ----------     ---------

COSTS AND EXPENSES

  Office and postage                       -0-           -0-             548            30
  Professional fees                        -0-         3,906          32,043        17,763
  Taxes and licenses                       -0-           406              53           906
  Travel                                   -0-           -0-             575         2,047
                                    ----------      --------       ----------     ---------

         Total expenses                    -0-         4,312          33,219        20,746
                                    ----------      --------       ----------     ---------

NET (LOSS)                          $      -0-     $  (3,679)     $  (32,900)    $ (18,627)
                                    ==========      ========       ==========     =========

BASIC NET LOSS PER SHARE            $      -0-     $     -0-      $   (.0003)    $  (.0002)
                                    ==========      ========       ==========     =========

                           See accompanying notes and
                          accountants' review report.

                              INTERTECH CORPORATION
                              ---------------------

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    FOR THE NINE MONTHS ENDING MARCH 31, 2002
                    -----------------------------------------

                                                                                ADDITIONAL
                                              COMMON STOCK                      PAID IN              RETAINED
                                      SHARES               AMOUNT               CAPITAL              EARNINGS
                                      ------               ------               -------              --------
BALANCE - JUNE 30, 2000             4,198,000           $     4,198          $    70,052           $       161

ISSUANCE OF STOCK                      51,000                    51               19,074                    --

NET (LOSS)                                                                                             (21,747)
                                   ----------           -----------          -----------           -----------

BALANCE - JUNE 30, 2001             4,249,000           $     4,249          $    89,126           $   (21,586)

ISSUANCE OF STOCK                   2,030,000                 2,030               11,220                    --

STOCK DIVIDEND                     87,906,000                87,906              (87,906)                   --

NET (LOSS)                                                                                             (32,900)
                                   ----------           -----------          -----------           -----------

BALANCE - MARCH 31, 2002           94,185,000           $    94,185          $    12,440           $   (54,486)
                                   ==========           ===========          ===========           ===========


                           See accompanying notes and
                          accountants' review report.

                              INTERTECH CORPORATION
                              ---------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

               FOR THE NINE MONTHS ENDING MARCH 31, 2002 AND 2001
               --------------------------------------------------

                                                             2002                2001
                                                             ----                ----
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                 $(32,900)          $(18,627)
                                                           --------           --------
  Adjustments to reconcile net income to net cash
    Decrease in receivable from affiliates                 $  3,936                -0-
    Increase in receivable from stockholder                 (23,955)           (10,731)
    Decrease in accounts payable                             (7,699)               -0-
                                                           --------           --------
                                                            (27,718)           (10,731)
                                                           --------           --------
      Net cash used by operating activities                 (60,618)           (29,358)
                                                           --------           --------
CASH FLOW FROM FINANCING ACTIVITIES

  Proceeds from issuance of common stock                     13,250             19,125
                                                           --------           --------

NET INCREASE (DECREASE) IN CASH                             (47,368)           (10,233)

CASH - BEGINNING OF PERIOD                                   71,702             74,411
                                                           --------           --------

CASH - END OF PERIOD                                       $ 24,334           $ 64,178
                                                           ========           ========


                           See accompanying notes and
                          accountants' review report.

                              INTERTECH CORPORATION
                              ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                    FOR THE NINE MONTHS ENDING MARCH 31, 2002
                    -----------------------------------------

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

NATURE OF BUSINESS

     Intertech Corporation (The Company) is a newly formed Delaware corporation. The Company was organized on April 7, 2000. On July 28, 2001, the Company acquired 100% of the outstanding stock, the inventory of $5,000 and liabilities of $8,265 of Wholesale Merchandisers, Inc. d/b/a Load Toter Manufacturing Co. On December 20, 2001 the Company declared a stock dividend of all of its outstanding shares of Wholesale Merchandisers, Inc. payable to stockholders of record as of the close of business on December 30, 2001.

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

                              INTERTECH CORPORATION
                              ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                    FOR THE NINE MONTHS ENDING MARCH 31, 2002
                    -----------------------------------------

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
        ------------------------------------------------------

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


NOTE 2.  RELATED PARTY TRANSACTIONS
         --------------------------

     The Company has advanced funds to a major stockholder; the money is to be repaid during fiscal year ending June 30, 2002.

NOTE 3.  ISSUANCE OF COMMON SHARES
         -------------------------

     During fiscal year ending June 30, 2001, the Company issued an additional 51,000 shares of common stock. During the three months ending September 30, 2001 the Company issued an additional 2,030,000 shares of common stock.

     On February 19, 2002, the Company authorized a stock dividend payable to stockholders of record as of the close of business on March 4, 2002, at the rate of fifteen shares of the Company's common stock for every one share of the Company's common stock outstanding.

NOTE 4.  SUBSEQUENT EVENTS
         -----------------

     On April 12, 2002, the name of the Company was changed to Kirshner International Inc.

Item 2.  Management Discussion and Analysis
         ----------------------------------
Plan of Operation
-----------------

The registrant is continuing its efforts to locate a merger candidate for the purpose of a merger. It is possible that the registrant will be successful in locating such a merger candidate and closing such merger. However, if the registrant cannot effect a non-cash acquisition, the registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the registrant would obtain any such equity funding.

Results of Operation
--------------------

The Company did not have any operating income from inception through March 31, 2002. For the nine months ended March 31, 2002, the registrant recognized a net loss of $32,900. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.


Liquidity and Capital Resources
-------------------------------

At March 31, 2002 the Company had no capital resources other than an insignificant amount of cash, and will rely on advances from related parties to fund administrative expenses pending acquisition of an operating company.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  Not Applicable

Item 2. Changes in Securities.  None

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.  None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 14, 2002.

     KIRSHNER INTERNATIONAL INC.

     By:/s/ Keith Webb
     -----------------------------------
            Keith Webb
            President